Form 10-Q
period 2013-07-31
Global Tech Solutions, Inc.
filed 2013-12-09
CIK 1568427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 333-186460

GLOBAL TECH SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	80-086080824
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

80713 Alexandria Court
Indio, California  92201
(Address of Principal Executive Offices)

(714) 473-9728
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ X ] No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  December 7, 2013 – 10,000,000 shares of common stock.

GLOBAL TECH SOLUTIONS, INC.

PART I

Item 1. Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

Global Tech Solutions, Inc.
A Development Stage Company

Condensed Financial Statements

(Unaudited)

As of July 31, 2013 and October 31, 2012 and
For the Three-Month and Nine-Month Periods Ended July 31, 2013 and
For the Period From October 24, 2012 (Inception) to July 31, 2013

Index to the Financial Statements
Global Tech Solutions, Inc.
(A Development Stage Company)

Condensed Financial Statements of Global Tech Solutions, Inc., a Development Stage Company:	Page

Condensed Balance Sheets as of July 31, 2013 (Unaudited) and October 31, 2012	6

Unaudited Condensed Statements of Operations For the Three Month and Nine Month Periods Ended July 31, 2013 and the Period From October 24, 2012 (Inception) to July 31, 2013	7

Unaudited Condensed Statement of Stockholders' Deficit For the Period From October 24, 2012 (Inception) to July 31, 2013	8

Unaudited Condensed Statements of Cash Flows For the Nine Month Period Ended July 31, 2013 and the Period From October 24, 2012 (Inception) to July 31, 2013	9

Notes to the Condensed Financial Statements	10

Global Tech Solutions, Inc.
(A Development Stage Company)

Condensed Balance Sheets
	July 31, 2013	October 31, 2012
	(unaudited)
Assets
Cash	$700	$5,000
Total current assets	700	5,000

Total assets	$700	$5,000

Liabilities
Accounts payable and accrued expenses	$19,350	$5,000
Advance from president and sole shareholder	1,500	-
Note payable to president and sole shareholder	10,000	-
Total current liabilities	30,850	5,000

Total liabilities	$30,850	$5,000

Commitments and contingencies (Note 7)

Stockholders’ deficit:

Preferred stock; $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 10,000,000 issued and outstanding	1,000	1,000
Additional paid in capital	9,000	9,000
Deficit accumulated during development stage	(40,150)	(10,000)

Total stockholder’s deficit	(30,150)	-

Total liabilities and stockholders’ deficit	$700	$5,000

The accompanying notes are an integral part of the financial statements.

Global Tech Solutions, Inc.
(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three-Month Period Ended July 31,2013	For the Nine-Month Period Ended July 31, 2013	For the Period From October 24, 2012 (Inception) to July 31, 2013

Revenue	$-	$-	$-

Operating expenses:

Professional fees	9,750	27,650	35,850

General and administrative	1,125	2,500	4,300

Total operating expenses	10,875	30,150	40,150

Net loss	$(10,875)	$(30,150)	$(40,150)

Net loss per common share, basic and diluted	$(0.001)	$(0.003)	$(0.004)

Weighted average number of common shares outstanding, basic and diluted	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of the financial statements.

Global Tech Solutions, Inc.
(A Development Stage Company)

Condensed Statement of Stockholders' Deficit
For the Period from October 24, 2012 (Inception) to July 31, 2013
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid In Capital	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Shares	Amount		Stage	Deficit

Balance, October 24, 2012 (inception)

Issuance of common stock for cash, $0.001 per share	-	$-	10,000,000	$1,000	$9,000	$-	$10,000

Net loss for the period from October 24, 2012 (date of inception) to October 31, 2012	-	-	-	-	-	(10,000)	(10,000)

Balance, October 31, 2012	-	-	10,000,000	1,000	9,000	(10,000)	-

Net loss for the nine-month period ended July 31, 2013	-	-	-	-	-	(30,150)	(30,150)

Balance, July 31, 2013	-	$-	10,000,000	$1,000	$9,000	$(40,150)	$(30,150)

The accompanying notes are an integral part of the financial statements.

Global Tech Solutions, Inc.
(A Development Stage Company)

Condensed Statements of Cash Flows

	For the Nine-Month Period Ended July 31, 2013	For the Period From October 24, 2012 (Inception) to July 31, 2013
Cash flows used in operating activities:

Net loss	$(30,150)	$(40,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	14,350	19,350
Net cash used in operating activities	(15,800)	(20,800)

Cash flows from financing activities:

Proceeds from note payable - president and sole shareholder	10,000	10,000
Advance from president and sole shareholder	1,500	1,500
Proceeds from issuance of common stock	-	10,000
Net cash from financing activities	11,500	21,500

Net (decrease) increase in cash	(4,300)	700

Cash – beginning of period	5,000	-

Cash – end of period	$700	$700

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:	$-	$-
Interest	$-	$-
Income taxes

The accompanying notes are an integral part of the financial statements.

Global Tech Solutions, Inc.
(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

1.       Company information

Description of Development Stage Operations

Global Tech Solutions, Inc. (the “Company” or "we"), a Nevada corporation, is a development stage software application developer located in Indio, California. The Company's initial software products consist of personalized mobile applications for devices such as Apple’s iPhone5 and iPad. Additionally, the Company desires to develop accompanying software applications for the PC and Mac that allow the owner of the mobile application to alter and control the content in their mobile application. The Company plans to stay on the cutting edge of the constantly changing mobile software market and its goal is to create a recognized brand name with a quality reputation within the professional photographer/videographer, musician, artist, and personal family markets.

The first applications will take into consideration the features that our target market is demanding, namely the ability to control their own content for their own mobile application. This content can be in the form of photos, videos, audio files, and many other customizable features that will appeal to our target market. Being able to control the content of their own mobile application, means that users can use the application (“app”) to further market their businesses or hobbies. The current software applications will be marketed under the “Global Tech Solutions” brand and will be offered at a price reasonable enough for small businesses and even families to effectively have their own iPhone App.

2.       Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from October 24, 2012 (date of inception) to July 31, 2013, the Company has not established any source of revenues and has had no operations. As of July 31, 2013, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Global Tech Solutions, Inc.
(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)
3.       Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited condensed financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. We have condensed or omitted certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. The unaudited condensed financial statements reflect all adjustments, which are normal and recurring, that are, in the opinion of management, necessary to fairly state the financial position as of July 31, 2013 and the results of operations and cash flows for the related three-month and nine-month periods ended July 31, 2013 and for the period from October 24, 2012 (date of inception) to July 31, 2013. The results of operations for the nine-month period ended July 31, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013 or for any future periods. The unaudited financial statements should be read in conjunction with our audited financial statements for the period ended October 31, 2012, that have been included in the Form S-1 filed with the SEC on February 5, 2013.

Use of Estimates in the Financial Statements

Preparing the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior periods' financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank in the future may exceed the amount of federally provided insurance on the deposits. At July 31, 2013, deposits with the bank did not exceed FDIC limits.  When there are temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.  At July 31, 2013, we had no cash equivalents.

Global Tech Solutions, Inc.
(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)
Research and Development Expenses

Expenditures for research, development, and engineering of products are expensed as incurred.  The Company has not had the funds to invest in its planned research and development projects.

Common Stock

The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Revenue and Cost Recognition

Since inception, the Company has not experienced any sources of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or costs associated with such revenue streams.  Operating expenses recognized in the Statement of Operations are expensed as incurred.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising costs when incurred.  No advertising costs were incurred for the period from October 24, 2012 (date of inception) to July 31, 2013.

No Items of Other Comprehensive Income or Loss

The Company has no items of other comprehensive income or loss for the period from October 24, 2012 (date of inception) to July 31, 2013.  Therefore, the net loss as presented in the Company’s Statement of Operations reflects its comprehensive loss.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus when incurred deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The future deferred tax assets and liabilities will represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances will be established when necessary to reduce deferred tax assets to the amount expected to be realized.

Global Tech Solutions, Inc.
(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

The Company adopted the provisions of FASB ASC 740 “Income Taxes” (ASC 740). A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized tax assets or liabilities at July 31, 2013. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740.  In the future, if  there are unrecognized tax benefit or liabilities, the Company will recognize interest income related to unrecognized tax benefits in interest income and unrecogized tax liabilities in interest payable and penalties in operating expenses.

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At July 31, 2013, the Company did not have any potentially dilutive common shares.

Fair Value of Financial instruments

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three tier hierarchy that prioritizes the inputs used to measure fair value, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

The Company’s financial instruments are cash, accounts payable, advance from president and sole shareholder and note payable to president and sole shareholder. The recorded values of each of these instruments approximate their fair values based on their short-term nature.

Recent Accounting Pronouncements

There are no recent accounting pronouncements adopted by the Company.

Disclosure of Evaluation of Subsequent Events

There were no material subsequent events that required recognition or additional disclosure in these financial statements.

Global Tech Solutions, Inc.
(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)
4.       Income Taxes

For the period from October 24, 2012 (date of inception) to July 31, 2013, the Company incurred a net operating loss of $40,150 and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At July 31, 2013, the Company had $40,150 of federal operating loss carryforwards which, if not utilized, will begin to expire in 2032 for federal purposes purposes.

5.       Related Party Transactions

Sale of Common Stock

On October 24, 2012, the Company sold 10,000,000 shares of its common stock to the president of the Company for $10,000 at a per share cash price of $0.001.

Conflict of Interest Policy

The president of the Company, who is also the sole shareholder and Board Member of the Company, is from time to time involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Office Lease

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the president and sole shareholder of the Company to use at no charge.

Related Party Note Payable

On December 19, 2012, the president and sole shareholder of the Company loaned the Company $10,000.  The loan is evidenced by an unsecured demand promissory note payable.  The note payable is due on demand or December 14, 2013, whichever is first, and does not bear interest.  Interest expense has not been recognized on this related party note payable as it is payable in one year or  less from the date of  issuance.

Shareholder Advance

In February 2013, the Company's president and sole shareholder advanced $1,500 to the Company to pay for S-1 filing fees.  The amount remains unpaid as a related party current liability.

Global Tech Solutions, Inc.
(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

6.       Equity

Preferred Stock

On October 25, 2012, the Company amended its articles of incorporation to authorize 10,000,000 shares of the Company's capital stock as preferred stock, which may be issued in one or more series.  The par value of preferred stock is $0.0001 and there are no shares of preferred stock issued or outstanding at July 31, 2013.

Issuance of Common Stock

As discussed in Note 5, on October 24, 2012, the Company sold 10,000,000 shares of its common stock to the president of the Company for $10,000 at a per share cash price of $0.001.

7.       Commitments and Contingencies

Concentrations

The Company's president is also the sole shareholder and sole board member.  There are no other employees.  Any incapacitation of the president would have a significant impact on the Company.

Commitments

As discussed in Note 5, the Company does not own or lease property or lease office space. The office space used by the Company was arranged by the president of the Company to use at no charge.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “RISK FACTORS” and elsewhere in this report. The management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this prospectus.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period ended October 31, 2012, Company had limited operations. As of July 31, 2013, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $40,150 for the period from inception (October 24, 2012) to July 31, 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. We plan to seek additional funds through private placements of our securities and/or capital contributions on loans by Kenneth Johnson, our president and sole shareholder. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might occur from this uncertainty.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Operating Results for the period October 24, 2012(date of inception) through October 31, 2012 and for the three and nine month periods ended July 31, 2013

As of the date of this prospectus, we have not developed or sold any of our software or other products nor have we generated any revenue from operations.

Revenues. For the period from October 24, 2012 (date of inception) through October 31, 2012, our revenues were $0. For the three and nine month periods ended July 31, 2013, our revenues were $0. There has been no revenue generated during the periods presented, since our operations are in the business development stage. All efforts have been in the development of our business plan.

Operating Expenses. Our operating expenses were $10,000 for the period from October 24, 2012 (date of inception) through October 31, 2012. Our operating expenses for the three and nine month periods ended July 31, 2013, were $10,875 and $30,150, respectively. These expenses are primarily professional and consulting fees in development of our business plan and legal and accounting services.

Liquidity and Capital Resources

As of July 31, 2013, we had cash and cash equivalents of $700. Liabilities at July 31, 2013, totaled $30,850, and we have no material commitments. Net cash used in operations was $20,800 for the period October 24, 2012 (date of inception) through July 31, 2013. Our deficiency in our use of funds will continue until such time that we can generate revenue sufficient to pay our operating and public reporting expenses. There have been no investing activities during the period ended July 31, 2013. On October 29, 2012, Kenneth Johnson contributed $10,000 to our capital in exchange for 10,000,000 shares of our common stock.

On December 19, 2012, Kenneth Johnson, our President, sole director and sole shareholder, lent us $10,000, payable on demand, as specified by the provisions of a written Demand Promissory Note, a copy of which is attached to the registration statement of which this prospectus is a part.

On February 21, 2013, Mr. Johnson lent us an additional $1,500. This loan is not evidenced by a promissory note.

We are seeking investors to assist us to finance our operations. Our current cash is $700, which we believe will meet our obligations for approximately 2 months. We believe that we will need $60,000 dollars to satisfy our financial obligations for the next 12 months.

We are aware that our costs may increase and our estimates may be greater than expected. We anticipate funding our operations by the private placement of our securities and/or capital contributions or additional loans from Mr. Johnson; provided, however, we have no commitment from Mr. Johnson or any other person regarding additional funds.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

None.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Critical Accounting Policies

Jobs Act of 2012

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revise accounting standards.  An emerging growth company can, therefore, delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to take advantage of the benefits of this extended transition period.  Our financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards.

A. Basis Of Accounting
Our financial statements are prepared using the accrual method of accounting. Our financial statements were prepared following generally accepted accounting principles of the United States of America consistently applied. The Company has elected an October 31 year end.

B. Basic Earnings Per Share
The Company has adopted Financial Accounting Standards Board (“FASB”) ACS 260, “Earnings per Share” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period. There are no dilutive shares outstanding. No significant realized exchange gains or losses were recorded from inception (October 24, 2012) to October 31, 2012.

C. Cash Equivalents
Cash and cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,625 in cash and cash equivalents at April 30, 2013.

D. Use Of Estimates And Assumptions
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

E. Income Taxes
Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB ASC 740  Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

New Accounting Pronouncements

Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management consisting of our president who is our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2013, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management consisting of our president who is our principal executive officer and principal financial officer has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Certificate of Amendment to Articles of Incorporation
3.3*	Bylaws
10*	Form of Subscription Agreement
31	Certification of Kenneth Johnson, Principal Executive Officer and Principal Financial Officer of Global Tech Solutions, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of Kenneth Johnson, Principal Executive Officer and Principal Financial Officer of Global Tech Solutions, Inc., pursuant to 18 U.S.C. Section 1350.
99.1*	Demand Promissory Note dated December 19, 2012 in the amount of $10,000.00 payable to Kenneth Johnson
101	Interactive Data Files

*	Filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on February 15, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

GLOBAL TECH SOLUTIONS, INC.

Date:	December 9, 2013	By:	/s/Kenneth Johnson
Kenneth Johnson, President, Principal Executive Officer, Principal Financial Officer and Chairman of the Board of Directors