Form 10-K
period 2013-10-31
Global Tech Solutions, Inc.
filed 2014-02-13
CIK 1568427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  October 31, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number:  333-186460

Global Tech Solutions, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	80-086080824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80713 Alexandria Court
Indio, California  92201
(Address of principal executive offices)

(714) 473-9728
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

The market value of the voting and non-voting common stock is $0 based on no shares held by non-affiliates.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 13, 2014, the registrant had 10,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

See Part IV, Item 15.

PART I

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Global Tech”,  ” the “Company,” “we,” “us,” “our” and words of similar import) refer to Global Tech Solutions, Inc., a Nevada corporation, the registrant.

Statements made in this Form 10-K which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of Global Tech. Such forward-looking statements include those that are preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in this Annual Report: general economic or industry conditions nationally and/or in the communities in which we conduct business; fluctuations in global gold and silver markets; legislation or regulatory requirements, including environmental requirements; conditions of the securities markets; competition; our ability to raise capital; changes in accounting principals, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

ITEM 1.  BUSINESS

Description of Business

We were incorporated in the State of Nevada on October 24, 2012, with the name Global Tech Solutions, Inc.  Since inception, we have not generated any revenues and have accumulated losses in the amount of $51,728 as of October 31, 2013.

We have never been a party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

The Company plans to develop and market software product as a mobile application for end users of the current generation iPhone and iPad from Apple, Inc. The mobile application’s digital content will be customizable by the owner of the particular device using our software. This should be of particular interest to artists and professional photographers and videographers, who want to have their own iPhone/iPad applications. We plan to stay on the cutting edge of the constantly changing mobile application market, and our goal is to create a quality reputation within the mobile software community and marketplace. We plan to sell our initial applications through our own online retail website to professionals, who desire their own mobile applications and want to control the content (photos, videos, etc.).

As of the date of this report, neither our initial mobile application nor any other application has been developed to the point that we can describe specifically its nature and scope.

We anticipate that we will receive revenue from the sale of our software products. Specifically, customers will be charged an initial fee to download our basic software product. Additional software features will be available for additional charges. Additionally, customers will be charged ongoing monthly fees for continued use of our products, software upgrades and other software modifications.

As of the date of this report, the amounts of the prices for our products have not been determined. As our software products are completed, we will determine the prices based upon our costs and the prices of competing products.

We have yet to commence planned operations to any significant measure. As of the date of this report, we, have had only limited start-up operations and have not generated revenues. We will not be profitable until we derive sufficient revenues and cash flows from sales of our software products. Currently, we do not have enough cash to finance our operations.

We are a development stage software development company located in Indio, California. The Company intends for its initial software products to include customizable applications for Apple’s iPhone and iPad mobile devices. The ability for the end user to control the content of its mobile application could position the Company among larger companies in a competitive market. We plan to stay on the cutting edge of the constantly changing mobile software market and create a reputation with the consumer of providing easy to use and attractive applications with the features that consumer’s desire. This market requires that new software features and updates be introduced on a regular basis, which is our long-term strategy.

Our initial software product is planned to be the framework and basic code for an iPhone/iPad application that can be used as a template for essentially an infinite number of mobile applications. By building the engine and template in advance and then using the same basic code repeatedly, the Company should avoid certain costs of development for each new application. Each new customer would have a set of features to choose from, which would provide the necessary content for the Company to customize an application for such customer’s business.

The Company would generate the engine/code/template and then customize it for each mobile application, thus providing a solution for small businesses to have their own iPhone application for a fraction of the cost of developing such an application from scratch. Customers could choose from a variety of features, including but not limited to:

•	Custom graphics throughout the application (home screen, icons, buttons, etc.)

•	Video content

•	Audio content

•	Photo content

•	Maps and contact information

•	Links to external websites

•	Connections to social networking for use of content from popular sites such as Twitter, Facebook, and MySpace

•	Commerce for purchases from within application, or link to an online store

In addition to customized mobile application, our customers will receive a customized publishing application (PC-based initially, with a Mac version coming later) to manage the content in their apps. To update, add, or delete content, the customer uses the publishing application, which in turn communicates with a central server where the content is hosted and the updates will be made to the app the next time it is launched.

We intend to charge each of our customers an initial fee to download our basic application. The fee will be determined based upon the features each user desires. Additionally, each user will be charged a monthly fee for the continued use of our application. Upgrades and other modifications will be available to our customers for appropriate fees. We have no yet finalized the amount of those fees.

Our President, Kenneth Johnson, has been interviewing potential software developers regarding our products. Currently, the Company has no agreements or contracts in place with any software developers or designers. Our target market for our initial software application is professional videographers, photographers, and musical bands/groups that desire their own iPhone 5/iPad application as part of their marketing efforts.

Our current management is comprised of Kenneth Johnson, President (our sole officer) and sole director. Mr. Johnson founded Digital Solutions, LLC in 1996 and served as its president until 2008.  He has continued to serve as a member of its Board of Directors since retiring in 2008.  Digital Solutions, LLC is a distribution company serving the graphic arts and printing industries with hardware and software products. Due to Mr. Johnson’s leadership and his experience in the graphic arts industry, the Company believes he will complement the Company’s management. Acknowledging the inherent risks involved in software development, we will assess the need for any patents or trademarks on a continuing basis to protect our main applications. Once the process is initiated, applications are initially protected under the Patent Pending Process provision while completing the full patenting process. This protection will cover the United States, initially, also giving first priority to the European Community.

We plan to initially focus our effort of distribution through online sales directly to the consumer. With our limited resources, the cost efficiencies involved in online sales is our targeted method for the distribution of our products. The Company has secured a distinctive URL (web address) in www.global-tech-solutions.net. We have used the Price Quote Calculator of WebPageFX to estimate the cost of a fully functioning website with ecommerce functionality to be between $5,000 and $9,000. While it is possible that the costs for a fully functional website could greatly exceed $5,000 to $9,000, we believe that we can have a third party web development company build a website to our specifications that will generate revenues for a price in that range. Such a website would be comprised of Company information, every product that we offer, and the ability to generate significant sales. Currently, the Company does not have a website in place. The proposed website would additionally include efforts by the Company to engage in Search Engine Optimization and cross-marketing/linking with other software-related websites to drive traffic to www.global-tech-solutions.net. At this time, no other websites or companies have been engaged, negotiated with, or contracted to participate in cross-linking or cross-marketing with the Company with regard to website related activities.

We believe that with the growth of Apple’s App Store, small businesses with exclusive content, such as photographers, videographers, and musicians should consider offering their own iPhone/iPad application as part of their marketing strategy. By offering them that opportunity at a price less than it would cost for another company to develop the application from scratch, we are hopeful that we will stand out in the competitive mobile software application market.

Immediate goals include the development of an Apple iPhone/iPad software application template that can be customized for each customer. Additionally, we will develop a PC-based publisher that communicates with a central server, so that each customer can control the content (photos, videos, audio files, etc.) of its mobile application from its own PC.

Clearly defined goals, both short and long term, will be an intricate part of the daily decision making process within the organization. It is with these defined goals in mind that allows us to feel confident with the many decisions required to maintain progressive working concepts. Within the next 12 months, we plan to have all current projects designed, developed, quality-tested, and completed for online sale to direct markets.

Long term, we have adopted a basic outline by which future goals will be established. As certain milestones are achieved at existing levels, new areas of design and development will be added. These new areas translate into the introduction of more products and more features to offer our customers, including entering Google’s mobile marketplace offered with all mobile devices running the Android operating system. These new products and long term goals are dependent on future financing and therefore may not occur. We intend to keep up with the increasingly competitive market using new and innovative features and products. Our intentions are to portray the Company as an innovative leader in the mobile software application market sectors.

The use of mobile applications has increased in recent years due to the introduction of 5G Smartphones running operating systems like Apple’s iPhone, Google’s Android, and RIM’s Blackberry. These devices allow the download of mobile applications to do everything from get news and weather, play games, engage in social networking activities, shop directly from smartphones, and much more.

We believe that there is a sufficient number of potential end users for the applications we plan to build. We believe that we can provide a relatively low cost solution to our customers available in the Apple App Store, giving them additional resources to market themselves.

BiznessApps offers a similar application for a starting cost of $59.00 per month. A similar competitor is MutualMobile, who concentrates more on development of mobile applications for larger companies. We believe that by concentrating on professionals in the industries of music and the arts, we can provide an affordable solution for a personalized and customizable mobile application for Apple’s iOS platform.

The market for iPhone/iPod Touch mobile applications is highly competitive. As a smaller company, we will need to provide equal or better functionality and customization at lower prices than our competitors to be competitive. Most of our competitors have much greater financial resources and longer operating histories than we do and, as a result, may be able to offer their products at lower prices. While we will attempt to develop the best mobile applications for the music and arts, there are no assurances that we will be able to do so. We will compete with other software developers that have higher budgets for marketing and, accordingly, will have a competitive advantage. As our operations to date have been limited and we have not generated revenues, we do not, presently, have any market share of sales generated in the industry.

With the popularity of online photo and video sharing (e.g. Flickr, Photobucket, and YouTube), we hope that our personalized applications for musicians and digital arts professionals will enable us to develop products for other mobile operation platforms, such as Android and Blackberry.

We believe that there is a sufficient number of individuals and small businesses that will benefit from offering their own iPhone 5/iPad applications in the Apple App Store. By marketing our services and products to these individuals and small companies, we may obtain enough market share to sustain our operation and be profitable.

We believe that our customizable mobile applications should be able to be offered worldwide. Our intended markets include North America, South America, Europe, Australia, and Asia. Specific targeted customers will include:

•
Professional Photographers and/or Videographers. This is the main target sales demographic to be sought by us, because we believe that there is a demand by professional photographers and videographers for an inexpensive way to present their small businesses through mobile applications, particularly on the Apple iOS devices, as Apple is the preferred hardware provider for many photographers to manipulate, store, and share their images and video content. By having their own mobile applications, they should be able to further promote their businesses and eliminate some printed materials/brochures.

•
Independent Video Producers. With the success of YouTube, we believe that families and independent video producers are capturing, archiving, and sharing more digital video content than ever before. We intend to target these independent videographers to offer them a way to share their videos with their own mobile applications.

•
Local/Regional Bands and Musicians. Many local/regional bands and musicians have audio content that they desire to make available to the general public, but the cost of having their own mobile applications has been cost-prohibitive. Using our software, local bands and musicians should be able to offer their fans and the general public mobile applications which they can use to provide free audio and video content.

Our marketing activities are thought to be long-term and will include traditional product marketing activities such as production of both hardcopy and on-line promotional material, gathering of customer input for new product features and creation of product demonstrations. We will generate awareness of the Company and sales leads for our products through print and web-based advertising and consumer events such as trade shows for photographers/videographers. Additionally, we plan to build and maintain an extensive website that is used to inform our customers and prospects about our products. Initially, we plan to utilize the website as the main source of marketing our products. There may not be enough revenue from sales generated on our website to fund the future marketing efforts. The use of print media and participation in consumer events are considered to be part of our long-term strategy, so they depend partially or fully on future financing and, therefore, may not occur.

We believe that the users of Apple’s mobile devices, by nature of owning these devices, are people who are familiar with the Internet (they are online) and are proficient in using the Apple App Store, as well as general web browsing for actions such as email, shopping and social networking. We intend that these users will be our largest prospective customers and, thus, most of our marketing budget and efforts will go towards online marketing.

We believe that building a website to present and market our products is the most cost-effective way to gain customers. Once the first software application is completed and tested, we believe that we can start generating revenues from online marketing with comparatively little cash outlay. Using search-engine-optimization methods, as well as online advertising, and cross-promotional links with photography sites, we believe that we will be able to reach a significant number of global prospective customers with the same capital as used to be necessary to reach a very local limited market.

Additionally, social media outlets such as Twitter, Facebook, MySpace, and many others have established effective methods for shoppers to share their likes and dislikes for products. We believe that properly placed and managed social media networks for the Company should provide us with the availability to generate revenue from online purchases with comparatively little cash outlay.

We believe that to properly brand our products, a print media campaign will have to be utilized. The disadvantage of this method of marketing and branding is the relative high cost compared to online marketing. Competitors in the software industry still rely on traditional print media for product marketing and, more importantly, product branding.

Our media advertising will be monitored closely and managed as efficiently as possible and publications will be carefully selected. Joint advertising campaigns will be encouraged among the Company and certain persons or entities, such as photography, musician, and family magazines. We do not, currently, have any joint advertising campaigns. We believe that joint advertising campaigns are a viable way to stretch our advertising funds. Markets intended to be covered in our media effort will include photographers, videographers, local/regional bands and musicians, and families. With the associated costs of creating print media advertisements, print media can be quite expensive for the Company. We have done the necessary due diligence regarding this marketing method and plan to utilize that method when we can afford it.

We, also, plan to utilize tradeshows and other consumer events to promote our products and our brand. As with print media, these events are relatively expensive compared to online marketing. Significant competitors in the software industry use these events for product marketing, new product releases, and product branding. Having a presence at these events usually takes at approximately 3-6 months worth of planning and requires signage, representative, samples, and other promotional materials. We have done the necessary due diligence regarding this marketing method and plan to utilize that method when we can afford it.

When we determine that having a presence is advantageous, we plan to consider attendance and/or sponsorship signage for events such as the Consumer Electronics Show, the Photo Marketing Association International Show, and various musical gatherings and festivals such as South By Southwest and Coachella.

Acknowledging the inherent risks involved in software development, we will assess the need for any patents or trademarks on a continuing basis to protect our main products.

We do not require any government approval for our products.

Other than time spent researching our proposed business, we have not spent any funds on research and development activities to date.

Our operations are not subject to any environmental laws.

We, currently, have no employees.  Our President (and sole director), Kenneth Johnson, who, currently, devotes 10 hours a week to our business, is responsible for the primary operation of our business. There is no employment or similar agreement between the Company and Mr. Johnson.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

We do not own any real property. Our business is presently operated from the residence of our President located at 80317 Alexandria Court, Indio, California 92201. Mr. Johnson, the sole officer and director of the Company, provides the office space free of charge and no lease exists. We consider our current office arrangement adequate and will reassess our needs based upon the future growth of the Company.

ITEM 3:  LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

ITEM 4:  MINE SAFETY DISCLOSURES

None; not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no market for our securities.   Our securities are not sold on any exchange or listed on any securities listing venue.

Holders

The number of record holders of the Company’s common stock as of the date of this Report is one.

Dividends

The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future.

Use of Proceeds of Registered Securities

During the year ended October 31, 2013, we did not receive any proceeds from the sale of registered securities.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors and elsewhere in this report. The management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this annual report.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period from October 24, 2012 (inception) to October 31, 2012, and for the twelve month period ended October 31, 2013, the Company had limited operations. As of October 31, 2013, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company did not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $51,728 for the period from inception (October 24, 2012) to October 31, 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

As of the date of this report, we have not developed or sold any of our software or other products nor have we generated any revenue from operations.

Revenues. For the period from October 24, 2012 (inception) through October 31, 2012, our revenues were $0. For the twelve month period ended October 31, 2013, our revenues were $0. There has been no revenue generated during the periods presented, since our operations are in the business development stage. All efforts have been in the development of our business plan.

Operating Expenses. Our operating expenses were $10,000 for the period from October 24, 2012 (inception) through October 31, 2012. Our operating expenses for the twelve month period ended October 31, 2013, were $41,728. These expenses are primarily professional and consulting fees in development of our business plan and legal and accounting services.

As of October 31, 2013, we had cash and cash equivalents of $692. Liabilities at October 31, 2013, totaled $42,400, and we have no material commitments. Net cash used in operations was $5,000 for the period from October 24, 2012 (inception) through October 31, 2012 and $15,828 for the twelve month period ended October 31, 2013. Our deficiency in our use of funds will continue until such time that we can generate revenue sufficient to pay our operating and public reporting expenses. There have been no investing activities during the period from inception to October 31, 2013. On October 29, 2012, Kenneth Johnson contributed $10,000 to our capital in exchange for 10,000,000 shares of our common stock.

On December 19, 2012, Kenneth Johnson, our President, sole director and sole shareholder, lent us $10,000, payable on demand, as specified by the provisions of a written Demand Promissory Note.  In December 2013, the due date of this note was extended to December 14, 2014 and it now accrues interest at 5%.

On February 21, 2013, Mr. Johnson lent us an additional $1,500. This loan is not evidenced by a promissory note.

In December 2013, Mr. Johnson loaned the Company $60,000.  This loan is due on June 23, 2014 and bears interest at 5%.

We are seeking investors to assist us to finance our operations. Our current cash is $692, which we believe will meet our obligations for approximately 2 months. We believe that we will need $60,000 dollars to satisfy our financial obligations for the next 12 months.

We are aware that our costs may increase and our estimates may be greater than expected. We anticipate funding our operations by the private placement of our securities and/or capital contributions or additional loans from Mr. Johnson.  We have received signed subscription agreements for a total of 4,000,000 shares of our common stock.  However at February 15, 2014 we have received no proceeds related to these subscriptions.

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

           B. Basic Earnings Per Share

The Company has adopted Financial Accounting Standards Board (“FASB”) ACS 260, “Earnings per Share” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period. There are no dilutive shares outstanding at October 31, 2013 or 2012.

C. Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $672 in cash and cash equivalents at October 31, 2013.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Global Tech Solutions, Inc.
A Development Stage Company

Financial Statements

As of October 31, 2013 and 2012,
For the Year Ended October 31, 2013,
For the Period From October 24, 2012 (Inception) to October 31, 2012 and
For the Period From October 24, 2012 (Inception) to October 31, 2013

Index to the Financial Statements
Global Tech Solutions, Inc.
(A Development Stage Company)

Financial Statements of Global Tech Solutions, Inc., a Development Stage Company:

Report of Independent Registered Public Accounting Firm	12

Balance Sheets as of October 31, 2013 and 2012	13

Statements of Operations for the Year Ended October 31, 2013, for the Period from October 24, 2012 (Inception) to October 31, 2012 and for the Period from October 24, 2012 (Inception) to October 31, 2013	14

Statement of Stockholder's Deficit for the Period from October 24, 2012 (Inception) to October 31, 2013	15

Statements of Cash Flows for the Year Ended October 31, 2013, the Period from October 24, 2012 (Inception) to October 31, 2012 and for the Period From October 24, 2012 (Inception) to October 31, 2013	16

Notes to the Financial Statements	17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Board of Director and Stockholder of
Global Tech Solutions, Inc.

We have audited the accompanying balance sheets of Global Tech Solutions, Inc. (the "Company"), a development stage company, as of October 31, 2013 and 2012 and the related statements of operations, stockholders' deficit, and cash flows for the year ended October 31, 2013, the period from October 24, 2012 (inception) to October 31, 2012, and the period from October 24, 2012 (inception) to October 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Tech Solutions, Inc., a development stage company, as of October 31, 2013 and 2012 and the results of its operations and its cash flows for the year ended October 31, 2013, the period from October 24, 2012 (inception) to October 31, 2012, and the period from October 24, 2012 (inception) to October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no established source of revenues, has no operations, has not emerged from the development stage, has incurred net losses and negative cash flows from operations since inception, has a deficit accumulated during the development stage, and is requiring traditional financing or equity funding to commence its operating plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kelly & Company
Kelly & Company
Costa Mesa, California
February 13, 2014

Global Tech Solutions, Inc.
(A Development Stage Company)

Balance Sheets

	As of October 31,
	2013	2012

Assets
Cash	$672	$5,000
Total current assets	672	5,000

Total assets	$672	$5,000

Liabilities
Accounts payable and accrued expenses	$9,350	$-
Accrued expenses	21,550	5,000
Advance from president and sole shareholder	1,500	-
Total current liabilities	32,400	5,000

Note payable to president and sole shareholder	10,000	-

Total liabilities	$42,400	$5,000

Commitments and contingencies (Note 7)

Stockholders’ deficit:

Preferred stock; $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	$-	$-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 10,000.000 issued and outstanding	1,000	1,000
Additional paid in capital	9,000	9,000
Deficit accumulated during the development stage	(51,728)	(10,000)

Total stockholder’s deficit	(41,728)	-

Total liabilities and stockholders’ deficit	$672	$5,000

The accompanying notes are an integral part of the financial statements.

Global Tech Solutions, Inc.
(A Development Stage Company)

Statements of Operations

	For the Year Ended October 31,2013	For the Period From October 24, 2012 (Inception) to October 31, 2012	For the Period From October 24, 2012 (Inception) to October 31, 2013

Revenue	$-	$-	$-

Operating expenses:

Professional fees	37,950	8,200	46,150

General and administrative	3,778	1,800	5,578

Total operating expenses	41,728	10,000	51,728

Net loss	$(41,728)	$(10,000)	$(51,728)

Net loss per common share, basic and diluted	$(0.004)	$(0.001)	$(0.005)

Weighted average number of common shares outstanding, basic and diluted	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of the financial statements.

Global Tech Solutions, Inc.
(A Development Stage Company)

Statement of Stockholder's Deficit

For the Period from October 24, 2012 (Inception) to October 31, 2013

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid in Capital	Deficit Accumulated During Development Stage	Total Stockholder’s Deficit

Balance, October 24, 2012 (inception)	-	-	-	-	-	-	-

Issuance of common stock for cash at $0.001 per share	-	$-	10,000,000	$1,000	$9,000	$-	$10,000

Net loss for the period from October 24, 2012 (inception) to October 31, 2012	-	-	-	-	-	(10,000)	(10,000)

Balance, October 31, 2012	-	-	10,000,000	1,000	9,000	(10,000)	-

Net loss for the year ended October 31, 2013	-	-	-	-	-	(41,728)	(41,728)

Balance, October 31, 2013	-	$-	10,000,000	$1,000	$9,000	$(51,728)	$(41,728)

The accompanying notes are an integral part of the financial statements.

Global Tech Solutions, Inc.
(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended October 31, 2013	For the Period From October 24, 2012 (Inception) to October 31, 2012	For the Period From October 24, 2012 (Inception) to October 31, 2013
Cash flows used in operating activities:

Net loss	$(41,728)	$(10,000)	$(51,728)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	25,900	5,000	30,900
Net cash used in operating activities	(15,828)	(5,000)	(20,828)

Cash flows from financing activities:

Proceeds from note payable – president and sole shareholder	10,000	-	10,000
Advance from president and sole shareholder	1,500	-	1,500
Proceeds from issuance of common stock	-	10,000	10,000
Net cash from financing activities	11,500	10,000	21,500

Net (decreased) increase in cash	(4,328)	5,000	672

Cash – beginning of period	5,000	-	-

Cash – end of period	$672	$5,000	$672

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:	$-	$-	$-
Interest	$-	$-	$-
Income taxes

The accompanying notes are an integral part of the financial statements.

Global Tech Solutions, Inc.
(A Development Stage Company)

Notes to the Financial Statements

1.       Company Information

Description of Development Stage Operations

Global Tech Solutions, Inc. (the “Company” or "we"), a Nevada corporation, is a development stage software application developer located in Indio, California. The Company's initial software products consist of personalized mobile applications for devices such as Apple’s iPhone and iPad. Additionally, the Company desires to develop accompanying software applications for the PC and Mac that allow the owner of the mobile application to alter and control the content in their mobile application. The Company plans to stay on the cutting edge of the constantly changing mobile software market and its goal is to create a recognized brand name with a quality reputation within the professional photographer/videographer, musician, artist, and personal family markets.

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

The Company is exposed to a number of risks during the normal conduct of its business considering its stage in the business life cycle. These risks include, but are not limited to: (1) its ability to obtain the capital necessary to fund its operations to a point where the business can generate positive cash flows and become self-sustaining; (2) its ability to successfully protect the intellectual property associated with the Company’s technology and products; and (3) its ability to attract and retain employees with the technical and other capabilities necessary to execute its business plan.

2.       Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from October 24, 2012 (inception) to October 31, 2013, the Company has not established any source of revenues and has had no operations. As of October 31, 2013, the Company has not emerged from the development stage. In addition, the Company has incurred net losses and negative cash flows from operations from October 24, 2012 (inception) to October 31, 2013 and has a deficit accumulated during the development stage of $51,728 as of October 31, 2013.

Global Tech Solutions, Inc.
(A Development Stage Company)

Notes to the Financial Statements

In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to successfully commence operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs from the sale of equity securities with some additional funding from other traditional financing sources, until such time that funds provided by operations are sufficient to fund working capital requirements. However, there is no assurance that the Company can achieve profitable operations, once the Company commences commercial operations, or will be able to sustain profitability once achieved.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.       Significant Accounting Policies

Basis of Presentation and Use of Estimates in the Financial Statements

Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank in the future may exceed the amount of federally provided insurance provided on the deposits. At October 31, 2013, deposits with the bank did not exceed FDIC limits.  Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.  At October 31, 2013, the Company had no cash equivalents.

Global Tech Solutions, Inc.
(A Development Stage Company)

Notes to the Financial Statements

Common Stock

The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

No Items of Other Comprehensive Income or Loss

The Company has no items of other comprehensive income or loss for the period from October 24, 2012 (inception) to October 31, 2013.  Therefore, the net loss as presented in the Company’s Statement of Operations reflects its comprehensive loss.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus when incurred deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The future deferred tax assets and liabilities will represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance was established to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC 740 “Income Taxes” (ASC 740). A reconciliation of the beginning and ending amount of unrecognized tax benefits has been provided in Note 4. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740. If applicable, the Company recognizes interest accrued related to unrecognized income tax benefits in interest expense and related penalties in operating expenses.

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At October 31, 2013, the Company did not have any potentially dilutive common shares.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 is effective for years, including interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company's financial statements.

4.       Income Taxes

For the period from October 24, 2012 (inception) to October 31, 2013, the Company incurred a net operating loss of $51,728 and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At October 31, 2013, the Company had $51,728 of federal operating loss carryforwards which, if not utilized, will begin to expire in 2033.  The tax years ending October 31, 2013 and 2012 remain subject to examination.  The Company is not presently under examination by any taxing authorities.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets of $21,794 will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at October 31, 2013.

Global Tech Solutions, Inc.
(A Development Stage Company)
Notes to the Financial Statements

A reconciliation between the amount of the income tax benefit determined by applying the applicable U.S. and California statutory income tax rate to pre-tax loss is as follows:

	For the Year Ended October 31,2013	For the Period From October 24, 2012 (Inception) to October 31, 2012	For the Period From October 24, 2012 (Inception) to October 31, 2013

Tax benefit – blended US and CA rate	$18,294	3,500	21,794
Valuation allowance	(18,294)	(3,500)	(21,794)
Tax expense – Effective tax rate 0%	$-	$-	$-

The Company did not have any temporary differences for the period from October 24, 2012 (inception) to October 31, 2013. There was no tax expense for the period from October 24, 2012 (inception) to October 31, 2013.  The valuation allowance increased by $18,294 during the year ended October 31, 2013 comprised of increases in the operating loss carryforward.

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

Global Tech Solutions, Inc.
(A Development Stage Company)

Notes to the Financial Statements

Related Party Note Payable

On December 19, 2012, the president and sole shareholder of the Company loaned the Company $10,000.  The loan is evidenced by an unsecured demand promissory note payable.  The note payable was originally due on demand or December 14, 2013, whichever was first, and did not bear interest. In December 2013, prior to the due date, the note payable was amended to make all principal and interest due and payable on December 14, 2014.  The amended note payable bears interest at a rate of 5% per annum from the amendment date.  As a result of the amendment, the related party note payable is presented as a non-current liability at October 31, 2013.

Shareholder Advance

In February 2013, the Company's president and sole shareholder advanced $1,500 to the Company to pay for S-1 filing fees.  The amount remains unpaid as a related party current liability, is due on demand, and is not interest bearing.

6.       Equity

Preferred Stock

On October 25, 2012, the Company amended its articles of incorporation to authorize 10,000,000 shares of the Company's capital stock as preferred stock, which may be issued in one or more series.  The par value of preferred stock is $0.0001 and there are no shares of preferred stock issued or outstanding at October 31, 2013.

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

8.       Subsequent Events

In accordance with ASC 855, the Company evaluated subsequent events through February 13, 2014, the date these financial statements were issued. There were no material subsequent events that required recognition in these financial statements. Material subsequent events subject to disclosure are described below.

S-1 Extension

In January 2014, the Company extended its S-1 Registration Statement that was declared effective by the SEC on July 25, 2013 for an additional 40 days so that it expires on March 2, 2014.  The S-1 Registration Statement was originally set to expire on January 21, 2014.

Stock Subscriptions

In December 2013, the Company entered into stock subscription agreements with 17 investors for a total issuance of 4,000,000 shares of common stock, which would result in total proceeds of $60,000.  The stock subscriptions were registered under the July 2013 S-1 Registration Statement.  No portion of the $60,000 stock subscription receivable was received by the Company as of February 13, 2014, the date of these financial statements.

Related Party Notes Payable

As discussed in Note 5, the Company extended the term of its $10,000 note payable with the President and sole shareholder to make all principal and interest due and payable on December 14, 2014.  The amended note payable accrues interest at a rate of 5% per annum from the amendment date.

            In December 2013, the President and sole shareholder loaned the Company $60,000 as evidenced by an unsecured note payable.  The note payable accrues interest at the rate of 5% per annum and all principal and interest is due and payable in full on June 23, 2014.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Our management consisting of our president who is our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2013, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of our internal controls over financial reporting as of October 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management concluded that, as of October 31, 2013, our internal controls over financial reporting were effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of our 2013 fiscal year, there were no changes in our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors of the Company are elected by the stockholders to a term of one year and serve until a successor is elected and qualified. Officers of the corporation are appointed by the Board of Directors to a term of one year and serve until a successor is duly appointed and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

Our sole officer and director is Kenneth Johnson.  Mr. Johnson is 73 years of age.  He serves as our President, Secretary and Chairman of the Board of directors.  Mr. Johnson will serve as a director until the next annual shareholder meeting.

The term of office of a director of the Company ends at the next annual meeting of the Company's stockholders or when such director's successor is elected and qualifies. No date for the next annual meeting of stockholders is specified in the Company's Bylaws or has been fixed by the Board of Directors. The term of office of an officer of the Company ends at the next annual meeting of the Company's Board of Directors, expected to occur immediately after the next annual meeting of stockholders, or when such officer's successor is elected and qualifies.

The following information sets forth the background and business experience of our sole officer and director.

Kenneth Johnson, President, Secretary and Chairman of the Board of Directors.

Mr. Johnson has more than 50 years of experience in management, sales and marketing, product development, raising capital and business development. Upon completion of his Bachelors of Science in Biology and Biochemistry from the University of Rhode Island in 1967, Mr. Johnson started his career with Union Carbide in 1967. After spending four years with the Linde Division of Union Carbide, in 1971, Mr. Johnson founded VBA Cryogenics, which supplied rare and specialty gases and gas blends to the aerospace, medical and scientific research industries.  Mr. Johnson merged VBA Cryogenics with VB Anderson Co. in 1991, when he left to become the crisis manager of Phoenix Distributors, Inc., which has not been profitable for the most recent 4 years before he became involved with Phoenix Distributions. He caused this company to become profitable by reducing excess inventory, reducing duplicate product lines, centralizing inventory management, and eliminating personnel. After returning this company to profitability, he formed Digital Solutions LLC in 1994. He acted as president of Digital Solutions LLC until his retirement in 2005.  He continues to serve as an advisor to Digital Solutions LLC. Digital Solutions LLC distributes hardware and software to the graphic arts and printing industries. Since his retirement, he has continued to serve as an advisor to Digital Solutions LLC and manage his investments.

Mr. Johnson has not been involved in any of the following events during the past ten years:

•
a petition under the federal bankruptcy laws or any state insolvency law that was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any joint venture in which such person was a general participant at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing;

•	convicted in a criminal proceeding or is, currently, a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities:  (1)acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;  (2) engaging in any type of business practice; or (3)engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•
the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to act as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, for broker, leverage transaction merchant, or any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engage or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

•
found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated;

•
found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•
the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:  (1) any federal or state securities or commodities law or regulation;  (2) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (3) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934 (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

No director has received any cash or other compensation for serving as a director, and we do not plan to pay any cash or other compensation to any person for serving as a director.  Our directors are entitled to reimbursement for reasonable out-of-pocket expenses incurred in connection with our business.  Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf, other than services ordinarily required of a director.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers.  We do not have a financial expert on our Board of Directors.

Since we only have one director, we currently have no committees on our Board of Directors.

There is an inherent conflict of interest, in that our sole director is also our sole officer with the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

Term of Office

Our director has been appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the applicable provisions of Nevada law.  Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors or until their resignation.

Significant Employees

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to its business.

Officer Involvement in Other Public Companies Registered Under the Exchange Act

None

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are not registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares are not subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Accordingly, there are no violations of Section 16(a).

Code of Ethics

We have not adopted a Code of Conduct for our management.

ITEM 11:  EXECUTIVE COMPENSATION

Currently, our sole officer and director receives no compensation for his services during the development stage of our business operations. He is reimbursed for any out-of-pocket expenses that he incurs on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health or life insurance, available to our officer and director.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were the beneficial owners of more than five percent (5%) shareholders of the Company’s common stock as of February 13, 2014:

Ownership of Principal Shareholders
Title Of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kenneth Johnson	10,000,000(1)	100%(2)

(1) All shares are owned directly by Mr. Johnson.

(2) Based on a total of 10,000,000 shares outstanding.

Security Ownership of Management

The following table sets forth the share holdings of the Company’s sole officer and director as of February 13, 2014:

Ownership of Officers and Directors
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Kenneth Johnson	10,000,000(1)	100% (2)

(1) All shares are owned directly by Mr. Johnson.

(2 Based on a total of 10,000,000 shares outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

There are no securities authorized for issuance under any equity compensation plan.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

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

Related Party Note Payable

On December 19, 2012, the president and sole shareholder of the Company loaned the Company $10,000.  The loan is evidenced by an unsecured demand promissory note payable.  The note payable was originally due on demand or December 14, 2013, whichever was first, and did not bear interest. In December 2013, prior to the due date, the note payable was amended to make all principal and interest due and payable on December 14, 2014.  The amended note payable bears interest at a rate of 5% per annum from the amendment date.  As a result of the amendment, the related party note payable is presented as a non current liability at October 31, 2013.

Shareholder Advance

In February 2013, the Company's president and sole shareholder advanced $1,500 to the Company to pay for S 1 filing fees.  The amount remains unpaid as a related party current liability, is due on demand, and is not interest bearing.

Parents of the Smaller Reporting Company

The Company has no parents, except to the extent that Mr. Johnson may be deemed to be its parent by virtue of his beneficial ownership of 100% of its currently outstanding shares.

Our Board of Directors is, currently, composed of one member who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market.  The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the directors, not any of his or her family members has engaged in various types of business dealings with us.  In addition, our Board of Directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules.  If our Board of Directors made these determinations, our Board of Directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended October 31, 2013, and 2012:

Fee Category	2013	2012
Audit Fees	$14,950	$8,200
Audit-related Fees	-	-
Tax Fees	500	-
All Other Fees	-	-
Total Fees	$15,450	$8,200

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended October  31, 2013 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
31	302 Certification
32	906 Certification
101 INS	XBRL Instance Document*
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101 LAB	XBRL Taxonomy Extension Label Linkbase Document*
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101 SCH	XBRL Taxonomy Extension Schema Document*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.  101 XBRL INSTANT DOCUMENTS IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

DOCUMENTS INCORPORATED BY REFERENCE

(1)  Incorporated by reference to our registration on Form S-1, filed with the SEC on February 5, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TECH SOLUTIONS, INC.

Date:	February 13, 2014	By:
Kenneth Johnson, President, Secretary and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

GLOBAL TECH SOLUTIONS, INC.

Date:	February 13, 2014	By:
Kenneth Johnson, President, Secretary and Sole Director