Form 10-K/A
period 2013-10-31
Global Tech Solutions, Inc.
filed 2014-02-24
CIK 1568427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE
The purpose of this Amendment No. 1 to the Annual Report of Global Tech Solutions, Inc. (the “Company”) on Form 10-K for the fiscal year ended October 31, 2013, filed with the Securities and Exchange Commission on February 13, 2014 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

Other than the aforementioned, no other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit Number	Description
31	302 Certification
32	906 Certification
101 INS	XBRL Instance Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101 LAB	XBRL Taxonomy Extension Label Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 SCH	XBRL Taxonomy Extension Schema Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TECH SOLUTIONS, INC.

                                                                                                                                                                                                                                      /s/ Kenneth Johnson

Date:	February 24, 2014	By:
Kenneth Johnson, President, Secretary and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

GLOBAL TECH SOLUTIONS, INC.

                                              /s/ Kenneth Johnson

Date:	February 24, 2014	By:
Kenneth Johnson, President, Secretary and Sole Director